Form 10-Q
period 2006-12-31
Global Growth CORP
filed 2007-02-14
CIK 1381804

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2006
                                       -----------------

                                 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to __________


                   Commission File Number 000-52342


                      Global Growth Corporation
        ------------------------------------------------------
	(Exact name of Registrant as specified in its charter)

        Cayman Islands                                    N/A
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                    c/o Nautilus Global Partners
              700 Gemini, Suite 100, Houston, TX 77056
         ---------------------------------------------------
         (Address of principal executive offices) (Zip Code)

                           (281) 488-3883
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES [ ]                        NO [X]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                   Accelerated filer [ ]
Non-accelerated filer   [X]

       Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                 YES [X]                        NO [ ]


       At February 14, 2007, there were 1,100,000 shares of Registrant's ordinary shares outstanding.

                           GENERAL INDEX

                                                                   Page
                                                                  Number
                                                                  ------

                               PART I.
                       FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.....................................    3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS......................    8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK..............................................    9

ITEM 4. CONTROLS AND PROCEDURES..................................   10


                              PART II.
                        OTHER INFORMATION


ITEM 6. EXHIBITS.................................................   10

SIGNATURES.......................................................   11

EXHIBITS:

   EXHIBIT 31: SARBANES-OXLEY SECTION 302 CERTIFICATION..........   12

   EXHIBIT 31: SARBANES-OXLEY SECTION 302 CERTIFICATION..........   13

                  PART I  -  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                      Global Growth Corporation
                    (A Development Stage Company)
                      Condensed Balance Sheets

                                              December 31    September 30
                                                  2006           2006
                                              -----------    ------------
                                              (Unaudited)      (Audited)
            ASSETS

CURRENT ASSETS
   Cash                                       $        --    $         --
                                              -----------    ------------

            Total assets                      $        --    $         --
                                              ===========    ============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Payable to Affiliate                       $     2,482    $      2,482
   Accounts payable                                 1,145              --
                                              -----------    ------------
      Total current liabilities                     3,627           2,482
                                              -----------    ------------

Commitments and Contingencies                          --              --
                                              -----------    ------------

SHAREHOLDERS' EQUITY (DEFICIT)
  Preference shares, $0.0001 par value,
    1,000,000 shares authorized, none
    issued and outstanding                             --              --
  Ordinary shares, $.0001 par value;
    50,000,000 shares authorized;
    1,100,000 shares issued and outstanding
    at December 31 and September 30,
    respectively                                      110             110
  Additional paid in capital                           --              --
  Deficit accumulated during development
   stage                                           (3,737)         (2,592)
                                              -----------    ------------
      Total shareholders' equity (deficit)         (3,627)         (2,482)
                                              -----------    ------------
      Total liabilities and shareholders'
        equity (deficit)                      $        --    $         --
                                              ===========    ============

      See accompanying notes to condensed financial statements.

                     Global Growth Corporation
                   (A Development Stage Company)
                 Condensed Statements of Operations
                            (Unaudited)

                                       Cumulative During
                                       Development Stage
                                      (September 27, 2006      Three Months Ended
                                     to December 31, 2006)      December 31, 2006
                                     ---------------------     ------------------

Revenues                                  $        --             $         --
                                          -----------             ------------

Expenses
  Formation and Other Costs                     3,737                    1,145
                                          -----------             ------------
     Total operating expenses                   3,737                    1,145
                                          -----------             ------------

     Operating loss                            (3,737)                  (1,145)
                                          -----------             ------------

     Income tax Expense (Benefit)                  --                       --
                                          -----------             ------------

     Net loss                             $    (3,737)            $     (1,145)
                                          ===========             ============

Basic and diluted loss per share          $     (0.00)            $      (0.00)
                                          ===========             ============

Weighted average ordinary shares
  outstanding - basic and diluted           1,100,000                1,100,000
                                          ===========             ============


           See accompanying notes to condensed financial statements.

                     Global Growth Corporation
                   (A Development Stage Company)
                 Condensed Statements of Cash Flows
                              (Unaudited)

                                                          Cumulative During
                                                          Development Stage
                                                         (September 27, 2006
                                                        to December 31, 2006)
                                                        ---------------------

Cash flows from operating activities
  Net loss                                                   $    (3,737)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Shares issued to Founder for payment of
        formation costs                                              110
      Changes in operating assets and liabilities
        Payable to Affiliate                                       2,482
        Accounts Payable                                           1,145
                                                             -----------

Net cash provided by operating activities                             --
                                                             -----------

Cash flows from investing activities

Net cash provided by investing activities                             --
                                                             -----------

Cash flows from financing activities

Net cash provided by financing activities                             --
                                                             -----------

Net increase in cash                                                  --
                                                             -----------

Cash at beginning of the period                                       --
                                                             -----------

Cash at end of the period                                    $        --
                                                             ===========

Supplemental disclosures of cash flow information:

  Interest paid                                              $        --
                                                             ===========

  Income taxes paid                                          $        --
                                                             ===========



        See accompanying notes to condensed financial statements.

                     Global Growth Corporation
                   (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                         December 31, 2006
                            (Unaudited)

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Global Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company's formation costs of $2,592 were financed through the issuance of 1,100,000 shares of ordinary shares at par value of $0.0001 per share together with a payable to the Founders of $2,482.

At December 31, 2006, the Company had not yet commenced any operations. All activity from September 27, 2006 ("Date of Inception") through December 31, 2006 relates to the Company's formation. The
Company selected June 30 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent, that desires to employ the Company's funds in its business. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development Stage Enterprises" in preparing its financial statements.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share

Basic loss per common share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At December 31, 2006, there were no potentially dilutive common shares outstanding.

Income Taxes

Global Growth Corporation was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception. While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Fair Value of Financial Instruments

Our financial instruments consist of a payable to an affiliate. We believe the fair values of our payable reflect its respective carrying amounts.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through December 31, 2006, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $2,482 to a Founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable for $1,145.

NOTE 5 - Ordinary shares

On September 27, 2006, the Company was formed with 1,100,000 shares of its restricted ordinary shares issued at par value of $0.0001 per share, for consideration of $110 to its founding shareholders. The stock, along with a payable issued to a Founder of $2,482 were the basis of the funding of the Company's formation costs to date.

NOTE 6 - Preference shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2006, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

       Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of derivative activities; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

       When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

General

       We are a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market, that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange. We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

Plan of Operation

       We have not engaged in any business activities that generate revenue. Our activities to date have been primarily focused upon our formation and raising capital. We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence. In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission. We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.

       We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Continuing Operating Expenses for the three months ended
December 31, 2006

Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2006. Total expenses for the three months ended December 31, 2006 were $1,145. These expenses constituted professional and filing fees.

Liquidity and Capital Resources

       As of December 31, 2006, we had current liabilities of $2,482 to a related party and $1,145 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

	None

ITEM 4.	CONTROLS AND PROCEDURES

       Evaluation of Disclosure Controls and Procedures. Our Chief Executive and Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

	Changes in Internal Control over Financial Reporting. Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.


ITEM 1A. RISK FACTORS.

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS.

Exhibit

Number    Description

  31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Global Growth Corporation
                                       (Registrant)


                                       By:    /s/ JOSEPH R. ROZELLE
                                          ------------------------------
                                          JOSEPH R. ROZELLE
                                          Chief Executive Officer

Date:	February 14, 2007