Form 10-Q
period 2007-03-31
Global Growth CORP
filed 2007-05-15
CIK 1381804

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


                Commission File Number 000-52342


                   Global Growth Corporation
      ----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

        Cayman Islands                             N/A
   ------------------------------   ----------------------------------
  (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                  c/o Nautilus Global Partners
            700 Gemini, Suite 100, Houston, TX     77056
        --------------------------------------    --------
       (Address of principal executive offices)  (Zip Code)

                         (281) 488-3883
        --------------------------------------------------
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                        ---      ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer   Accelerated filer    Non-accelerated filer  X
                                                                     ---
     Indicate by check mark whether the registrant is a shell
company (as defined in rule 12b-2 of the Exchange Act).   YES  X     NO
                                                              ---       ---
     At May 15, 2007, there were 1,100,000 shares of Registrant's ordinary shares outstanding.

                         GENERAL INDEX
                                                             Page
                                                            Number
------------------------------------------------------------------


                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS..................................3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK...........................................9

ITEM 4.   CONTROLS AND PROCEDURES...............................9


                            PART II.
                       OTHER INFORMATION


ITEM 6.   EXHIBITS.............................................10

SIGNATURES.....................................................11

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    Global Growth Corporation
                  (A Development Stage Company)
                     Condensed Balance Sheet

                                                  March 31
                                                    2007
                                                 -----------
                                                 (Unaudited)
            ASSETS

CURRENT ASSETS
   Cash                                          $         -
                                                 -----------

       Total assets                              $         -
                                                 ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Payable to Affiliate                          $     3,905
   Accounts payable                                    3,734
                                                 -----------

       Total current liabilities                       7,639
                                                 -----------

Commitments and Contingencies (Note 7)                    --
                                                 -----------
SHAREHOLDERS' EQUITY (DEFICIT)

   Preference shares, $0.0001 par value,
      1,000,000 shares                                    --
        authorized, none issued and outstanding
   Ordinary shares, $.0001 par value;
      50,000,000 shares authorized;
      1,100,000 shares issued and outstanding            110
   Additional paid in capital                             --
   Deficit accumulated during development stage       (7,749)
                                                 -----------
       Total shareholders' equity (deficit)           (7,639)
                                                 -----------
       Total liabilities and shareholders'
         equity (deficit)                        $        --
                                                 ===========

    See accompanying notes to condensed financial statements.

                    Global Growth Corporation
                   (A Development Stage Company)
                Condensed Statements of Operations
                            (Unaudited)

                                                           Cumulative During
                                                           Development Stage
                                      Three Months Ended  (September 27, 2006
                                         March 31, 2007    to March 31, 2007)
                                       -----------------   -----------------
Revenues                               $             --    $             --
                                       -----------------   -----------------
Expenses
  General and Administrative Expenses             4,012               7,749
                                       -----------------   -----------------
     Total operating expenses                     4,012               7,749
                                       -----------------   -----------------

     Operating loss                              (4,012)             (7,749)
                                       -----------------   -----------------

     Income tax expense (benefit)                    --                  --
                                       -----------------   -----------------

     Net loss                          $         (4,012)   $         (7,749)
                                       =================   =================

Basic and diluted loss per share       $          (0.00)   $          (0.01)
                                       =================   =================
Weighted average ordinary shares
  outstanding - basic and diluted             1,100,000           1,100,000
                                       =================   =================

    See accompanying notes to condensed financial statements.

                    Global Growth Corporation
                  (A Development Stage Company)
               Condensed Statements of Cash Flows
                          (Unaudited)

                                                          Cumulative During
                                                          Development Stage
                                                          (September 27, 2006
                                                          to March 31, 2007)
                                                           -----------------

Cash flows from operating activities
  Net loss                                                    $   (7,749)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Shares issued to Founder for payment of formation costs         110
     Changes in operating assets and liabilities
        Payable to Affiliate                                       3,905
        Accounts Payable                                           3,734
                                                            -----------------

Net cash provided by operating activities                             --
                                                            -----------------
Cash flows from investing activities
Net cash provided by investing activities                             --
                                                            -----------------
Cash flows from financing activities
Net cash provided by financing activities                             --
                                                            -----------------

Net increase in cash                                                  --
                                                            -----------------

Cash at beginning of the period                                       --
                                                            -----------------
Cash at end of the period                                     $       --
                                                            =================
Supplemental disclosures of cash flow information:
  Interest paid                                               $        -
                                                            =================

  Income taxes paid                                           $        -
                                                            =================

    See accompanying notes to condensed financial statements.

                    Global Growth Corporation
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                         March 31, 2007
                           (Unaudited)

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Global Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company's formation costs of $2,592 were financed through the issuance of 1,100,000 shares of ordinary shares at par value of $0.0001 per share together with a payable to the Company's founders of $2,482.

At March 31, 2007, the Company had not yet commenced any operations. All activity from September 27, 2006 ("Date of Inception") through March 31, 2007 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued `penny stock,' as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development Stage Enterprises" in preparing its financial statements.

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

Loss Per Ordinary Share

Basic loss per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per ordinary share is calculated by dividing net loss by the weighted average number of ordinary shares used in the basic loss per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At March 31, 2007, there were no potentially dilutive ordinary shares outstanding.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through March 31, 2007, and does not expect to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its ordinary shares and a payable to affiliate. The Company will continue to fund its activities through payables to its Founders until a merger is consummated or alternative forms of financing are secured. As of March 31, 2007, the Company did not have a cash balance.

NOTE 4 - Payable to Affiliate and Accounts Payable

As of March 31, 2007, The Company has a payable of $3,905 to a founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable for $3,734 as of March 31, 2007.

NOTE 5 - Ordinary shares

On September 27, 2006, the Company was formed with 1,100,000 shares of its restricted ordinary shares issued at par value of $0.0001 per share, for consideration of $110 to its founding shareholders. The stock, along with a payable issued to a Founder of $2,482 were the basis of the funding of the Company's formation costs.

NOTE 6 - Preference shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2007, there were no preference shares issued or outstanding.

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

Continuing  Operating Expenses for the three months  ended  March
31, 2007

     Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2007. Total expenses for the three months ended March 31, 2007 were $4,012. These expenses constituted professional and filing fees.

Liquidity and Capital Resources

     As of March 31, 2007, we had current liabilities of $3,905 to a related party and $3,734 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds. As of March 31, 2007, the Company did not have a cash balance.


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

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 1A.  RISK FACTORS.

      There have been no material changes to the risk factors previously disclosed under Item 1A of the Company's Registration
Statement  on  Form  10, filed with the Securities  and  Exchange
Commission on December 4, 2006.

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

                              Global Growth Corporation
                              (Registrant)

                              By: /s/JOSEPH R. ROZELLE
                                 --------------------------
                                 JOSEPH R. ROZELLE
                                 Chief Executive Officer

Date:     May 15, 2007