Form 10-Q
period 2010-12-31
Global Growth CORP
filed 2011-02-08
CIK 1381804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

At February 7, 2011 there were 3,767,075 shares of Registrant's ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Global Growth Corporation
(A Development Stage Company)
Condensed Balance Sheets

	December 31, 2010 (Unaudited)	June 30, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,218	$1,426

Total assets	$1,218	$1,426

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$13,808	$12,044
Accounts payable	2,742	1,132

Total current liabilities	16,550	13,176

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
3,767,075 and 998,275 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively.	482	128
Additional paid in capital	9,576	6,597
Deficit accumulated during development stage	(25,390)	(18,475)
Total shareholders' deficit	(15,332)	(11,750)
Total liabilities and shareholders' deficit	$1,218	$1,426

See accompanying notes to condensed financial statements.

Global Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Cumulative During Development Stage (September 27, 2006 to December 31, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	6,915	2,374	25,390
Total operating expenses	6,915	2,374	25,390

Operating loss	(6,915)	(2,374)	(25,390)

Income tax expense (benefit)	--	--	--

Net loss	$(6,915)	$(2,374)	$(25,390)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	1,645,332	998,275	1,001,946

See accompanying notes to condensed financial statements.

Global Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	5,909	2,098
Total operating expenses	5,909	2,098

Operating loss	(5,909)	(2,098)

Income tax expense (benefit)	--	--

Net loss	$(5,909)	$(2,098)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	2,292,388	998,275

See accompanying notes to condensed financial statements

Global Growth Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Cumulative During Development Stage (September 27, 2006 to December 31, 2010)
Cash flows from operating activities
Net loss	$(6,915)	$(2,374)	$(25,390)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	1,764	854	13,808
Accounts payable	1,610	1,520	2,742
Net cash used in operating activities	(3,541)	--	(8,730)

Cash flows from investing activities	--	--	--
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	3,333	--	9,948
Net cash provided by financing activities	3,333	--	9,948

Net increase (decrease) in cash	(208)	--	1,218

Cash at beginning of the period	1,426	1,426	--
Cash at end of the period	$1,218	$1,426	$1,218

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Global Growth Corporation
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010
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

At December 31, 2010, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through December 31, 2010 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued ‘penny stock,' as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

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

At December 31, 2010  and June 30, 2010, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 - unobservable inputs.

The adoption of this guidance did not have an effect on the Company's financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2010 and June 30, 2010, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through December 31, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $13,808 and $12,044 to a Founder of the Company as of December 31, 2010 and June 30, 2010, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $2,742 and $1,132 as of December 31, 2010 and June 30, 2010, respectively.

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

On November 19, 2010, the Company issued an aggregate of 2,768,800 ordinary shares, par value $0.000128 per share, to Skyline Investors, LLC and Dayspring Capital, LLC for a total consideration of $3,333.  There was no underwriter or placement agent in the offering, and the Company relied upon the exemption provided in Regulation D and Section 4(2) of the Securities Act of 1933.

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2010, there were no preference shares issued or outstanding.

NOTE 7 – Related Party Transactions

The Company entered into an agreement with one of its founders to provide consulting services for the Company in anticipation of a potential transaction.  The total fee for such services was $3,333.

NOTE 8 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 9 – Subsequent Events

The Company considered all subsequent events through February 7, 2011, the date the financial statements were available to be issued.

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

Comparison of the three months ended December 31, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2010 and 2009. Total expenses for the three months ended December 31, 2010 were $5,909 compared with $2,098 for the three months ended December 31, 2009. The increase was primarily caused by consulting fees to a related party.

Comparison of the six months ended December 31, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the six months ended December 31, 2010 and 2009. Total expenses for the six months ended December 31, 2010 were $6,915 compared with $2,374 for the six months ended December 31, 2009. The increase was primarily caused by consulting fees to a related party.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $1,218 and current liabilities of $13,808 to a related party and $2,742 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 19, 2010, the Company issued an aggregate of 2,768,800 ordinary shares, par value $0.000128 per share, to Skyline Investors, LLC and Dayspring Capital, LLC for a total consideration of $3,333.  There was no underwriter or placement agent in the offering, and the Company relied upon the exemption provided in Regulation D and Section 4(2) of the Securities Act of 1933.

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

Date: February 7, 2011	GLOBAL GROWTH CORPORATION

By: /s/ Karl Brenza
Name: Karl Brenza
Title: President