Form 10-K
period 2011-06-30
Global Growth CORP
filed 2011-10-06
CIK 1381804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐ No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES ☒  NO ☐

At October 3, 2011 there were 3,767,075 shares of Registrant’s ordinary shares outstanding.

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

(b)

Holders

As of June 30, 2011 there were approximately 465 record holders of 3,767,075 Ordinary Shares.

(c)

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d)

Securities authorized for issuance under equity compensation plans

As of June 30, 2011, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended June 30, 2011	Year Ended June 30, 2010

Revenues	$-	$-
Expenses	8,376	3,207
Net Loss	8,376	3,207
Basic and diluted loss per share	$(0.00)	$(0.00)

Total Assets	$--	$1,426

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

Results of Operations

Year ended June 30, 2011 compared to period year ended June 30, 2010

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2011. Total expenses for the year ended June 30, 2011 increased to $8,376 from $3,207 for the year ended June 30, 2010. This increase was primarily caused by the increase in audit and consulting fees in fiscal year 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had $0 in cash available, and had current liabilities of $690 in accounts payable and $16,103 to a related party. The Company anticipates that additional funding needs beyond the Company’s cash balance will be provided by the majority shareholder for at least the next 12 months as necessary.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

As of June 30, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2011.

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal controls over financial reporting during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal controls.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
Karl Brenza	47	President and Director

Joseph Rozelle	38	Chief Financial Officer, Director

Karl Brenza. Mr. Brenza has over 18 years of investment banking and financial advisory experience as well as significant operational and technology experience as a corporate executive. Mr. Brenza has been Managing Director of Investment Banking at Maxim Group, LLC since February 2008. Prior to joining Maxim Group, Mr. Brenza was the Chief Financial Officer of enherent Corp from August 2005 to November 2007 and Managing Director, Head of Investment Banking for Broadband Capital Management, LLC from November 2002 to August 2005.  Mr. Brenza received a B.S. in electrical engineering from the University of Pennsylvania and an M.B.A. from the Columbia University Graduate School of Business.

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

Involvement of Officers and Directors in Blank Check Companies

Messrs. Brenza and Rozelle are currently serving on the boards of directors for the following entities, each incorporated under the laws of the Cayman Islands:

•

Global Growth Corporation

•

Bering Growth Corporation

Each of the foregoing entities was formed for the purpose of engaging in an acquisition or business combination of an operating business. Messrs. Brenza and Rozelle also were officers and directors in the following companies that were formed as blank check companies but later acquired operating businesses.

•

Tsingda EEDU Corporation (formerly Compass Acquisition Corporation)

•

ORB Automotive (formerly Action Acquisition Corporation)

•

Toda International Holdings Inc (formerly Summit Growth Corporation)

Mr. Rozelle is an officer and is currently serving on the boards of directors for the following entities, each incorporated under the laws of the Cayman Islands:

•

IPKV Holdings, Inc.

•

Juniper Growth Corporation

•

Seven Seas Acquisition Corporation

•

Pan Asian Corporation

•

Apollo Acquisition Corporation

•

Century Acquisition Corporation

•

Constellation Growth Corporation

•

Eastern Acquisition Corporation

•

Emerging Acquisition Corporation

•

Evolution Acquisition Corporation

•

Formative Growth Corporation

•

Southern Growth Corporation

•

Superior Growth Corporation

•

Transatlantic Acquisition Corporation

Each of the foregoing entities was formed for the purpose of engaging in an acquisition or business combination of an operating business. Mr. Rozelle also was an officer and director in the following companies that were formed as blank check companies but later acquired operating businesses.

•

Six Diamonds Resorts International (formerly Matador Acquisition Corporation)

•

Hellenic Solutions Corporation (formerly Tiger Growth Corporation)

•

China Oumei Real Estate Inc. (formerly Dragon Acquisition Corporation)

•

Oriental Dragon Corporation (formerly Emerald Acquisition Corporation)

•

China Growth Corporation

•

Lunar Growth Corporation

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of October 3, 2011.

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

Karl Brenza

Joseph Rozelle

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners.

The following table sets forth, as of June 30, 2011, the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Karl Brenza*(1)	2,768,800	73.5%

Joseph Rozelle*(2)	0	0.0%

Nautilus Global Partners, LLC (3) 800 Town & Country Boulevard, Suite 420 Houston, TX 77042	781,250	20.7%

Skyline Investors, LLC (4) 405 Lexington, Second Floor New York, NY 10174	2,491,920	66.2%

Dayspring Capital, LLC (5) 405 Lexington, Second Floor New York, NY 10174	276,880	7.3%

All Officers and Directors as a group (2 individuals)	2,768,800	73.5%

*

The address of Messrs. Brenza and Rozelle is c/o Nautilus Global Business Partners, 800 Town & Country Boulevard, Suite 420, Houston, Texas 77042.

(1)

Includes 2,491,920 shares held by Skyline Investors, LLC and 276,880 shares held by Dayspring Capital, LLC. Mr. Brenza is a managing member of both Skyline Investors LLC and Dayspring Capital, LLC.

(2)

Does not include 781,250 shares held by Nautilus Global Partners. Mr. Rozelle is the President of Nautilus Global Partners but does not have voting or investment control over such shares.

(3)

Mr. Brenza is a managing member of Skyline Investors, LLC.  Based upon his ownership interests in Skyline, Mr. Brenza may be deemed to be the indirect beneficial owners of the ordinary shares. Mr. Brenza disclaims beneficial ownership of such ordinary shares held by Skyline Investors, LLC, except to the extent of his respective pecuniary interests therein.

(4)

Mr. Brenza is a managing member of Dayspring Capital, LLC and holds a majority of the units of Dayspring Capital, LLC.

(5)

Mr. Christopher Efird owns 60% of the ownership interests of Nautilus and Mr. Stephen Taylor owns 40% of the ownership interests of Nautilus. Based upon their ownership interests in Nautilus, Messrs. Efird and Taylor may be deemed to be the indirect beneficial owners of the ordinary shares. Messrs. Efird and Taylor disclaim beneficial ownership of such ordinary shares held by Nautilus, except to the extent of their respective pecuniary interests therein.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 27, 2006, we issued an aggregate of 859,375 of our ordinary shares to the individuals and entities set forth below for $110 in cash, at a purchase price of $0.000128 per share, as follows:

Name	Number of Shares	Relationship to Us

Nautilus Global Partners, LLC 700 Gemini, Suite 100 Houston, TX 77058	781,250	Joseph Rozelle, our Chief Financial Officer is the President of Nautilus Global Partners, LLC.

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	78,125	David Richardson, one of our former directors is the owner, president and CEO of Mid-Ocean Consulting.

In November, 2010 we paid Nautilus Global Partners, one of our shareholders $3,333 in fees for consulting services.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), for the audits of the Company’s annual financial statements for the fiscal year ended June 30, 2011 and 2010, and fees billed for other services rendered by PMB.

	2011	2010
Audit Fee (1)	$2,971	$1,626
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Number

Description

3.1

Memorandum and Articles of Association (1)

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: October 3, 2011	GLOBAL GROWTH CORPORATION

	By:	/s/ Karl Brenza
	Name:	Karl Brenza
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 3, 2011	By:	/s/ Karl Brenza
	Name:	Karl Brenza
	Title:	President, Director

Date: October 3, 2011	By:	/s/ Joseph Rozelle
	Name:	Joseph Rozelle
	Title:	Principal Financial Officer, Director

Global Growth Corporation

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Global Growth Corporation:

We have audited the accompanying balance sheets of Global Growth Corporation (the Company) (a development stage company) as of June 30, 2011 and 2010, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended June 30, 2011 and 2010, and the cumulative period from inception (September 27, 2006) through June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Growth Corporation as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010, and the cumulative period from inception (September 27, 2006) through June 30, 2011, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (September 27, 2006) through June 30, 2011 is $26,851.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

October 3, 2011

Houston, TX

Global Growth Corporation

(A Development Stage Company)

Balance Sheets

	June 30, 2011	June 30, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$1,426

Total assets	$--	$1,426

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$16,103	$12,044
Accounts payable	690	1,132

Total current liabilities	16,793	13,176

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized; 3,767,075 and 998,275 shares issued and outstanding as of June 30, 2011 and June 30, 2010, respectively	482	128
Additional paid in capital	9,576	6,597
Deficit accumulated during development stage	(26,851)	(18,475)
Total shareholders’ deficit	(16,793)	(11,750)
Total liabilities and shareholders’ deficit	$--	$1,426

The accompanying notes are an integral part of these financial statements.

Global Growth Corporation

(A Development Stage Company)

Statements of Operations

	Year Ended June 30, 2011	Year Ended June 30, 2010	Cumulative During Development Stage (September 27, 2006 to June 30, 2011)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	8,376	3,207	26,851
Total operating expenses	8,376	3,207	26,851

Operating loss	(8,376)	(3,207)	(26,851)

Income tax expense (benefit)	--	--	--

Net loss	$(8,376)	$(3,207)	$(26,851)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	2,697,484	998,275	1,289,914

The accompanying notes are an integral part of these financial statements.

Global Growth Corporation

(A Development Stage Company)

Statements of Shareholders’ Deficit

For the period from September 27, 2006 (Date of Inception) to June 30, 2011

	Preference Shares		Ordinary Shares		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Totals
	Shares	Amount	Shares	Amount
Founder shares issued at inception at September 27, 2006	--	$--	859,375	$110	$--	$--	$110
Net loss	--	--	--	--	--	(8,376)	(8,376)

Balance as of June 30, 2007	--	--	859,375	110	--	(8,376)	(8,266)
Net loss	--	--	--	--	--	(3,973)	(3,973)

Balance as of June 30, 2008	--	--	859,375	110	--	(12,349)	(12,239)
Sale of Ordinary shares	--	--	138,900	18	6,597	--	6,615
Net loss	--	--	--	--	--	(2,919)	(2,919)

Balance as of June 30, 2009	--	--	998,275	128	6,597	(15,268)	(8,543)
Net loss	--	--	--	--	--	(3,207)	(3,207)

Balance as of June 30, 2010	--	--	998,275	128	6,597	(18,475)	(11,750)
Sale of Ordinary shares	--	--	2,768,800	354	2,979	--	3,333
Net loss	--	--	--	--	--	(8,376)	(8,376)

Balance as of June 30, 2011	--	$--	3,767,075	$482	$9,576	$(26,851)	$(16,793)

The accompanying notes are an integral part of these financial statements.

Global Growth Corporation

(A Development Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2011	Year Ended June 30, 2010	Cumulative During Development Stage (September 27, 2006 to June 30, 2011)
Cash flows from operating activities
Net loss	$(8,376)	$(3,207)	$(26,851)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	4,059	3,229	16,103
Accounts payable	(442)	(22)	690
Net cash used in operating activities	(4,759)	--	(9,948)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	3,333	--	9,948
Net cash provided by financing activities	3,333	--	9,948

Net decrease in cash	(1,426)	--	--

Cash at beginning of the period	1,426	--	--
Cash at end of the period	$--	$1,426	$--

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

Global Growth Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

NOTE 1 – Organization, Business and Operations

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

At June 30, 2011, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through June 30, 2011 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

NOTE 2 – Summary of Significant Accounting Policies

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

NOTE 2 – Summary of Significant Accounting Policies (Continued)

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

At June 30, 2011 and June 30, 2010, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 – unobservable inputs.

As of June 30, 2011 and June 30, 2010, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 – Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through June 30, 2011, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $16,103 and $12,044 to a Founder of the Company as of June 30, 2011 and June 30, 2010, respectively. The payable is non-interest bearing and payable on demand. The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $690 and $1,132 as of June 30, 2011 and June 30, 2010, respectively.

NOTE 5 – Ordinary Shares

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

NOTE 6 – Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2011, there were no preference shares issued or outstanding.

NOTE 7 – Related Party Transactions

The Company entered into an agreement with one of its founders to provide consulting services for the Company in anticipation of a potential transaction. The total fee for such services was $3,333 and is recorded in formation, general and administrative expense during the year ended June 30, 2011.

NOTE 8 – Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 9 – Subsequent Events

The Company considered all subsequent events through October 3, 2011, the date the financial statements were available to be issued.